Form 10-K
period 2000-12-31
Resecuritization Mortgage Trust Certificates, Series 2000-A
filed 2004-10-22
CIK 1306561

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:   December 31, 2000
                                   -----------------

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    -------------

                      Commission file number: 333-90547


                      Greenwich Capital Acceptance, Inc.,
                Resecuritization Mortgage Trust, Series 2000-A
                ----------------------------------------------
            (Exact name of Registrant as specified in its charter)


           Delaware                               06-1199884
----------------------------------    ------------------------------------
(State or other jurisdiction of       (IRS Employer Identification Number)
   incorporation or organization)

      600 Steamboat Road
     Greenwich, Connecticut                        06830
----------------------------------    -----------------------------------
(Address of principal executive                 (ZIP Code)
offices)

Registrant's telephone number, including area code:   (203) 622-2700
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

      Yes_____ No   X
                  -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.

      Not applicable.

Indicate the number of shares of common stock of the Registrant outstanding as of December 31, 2000.

      Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b)( or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

      Not applicable

                                 *     *    *


      This Annual Report on Form 10-K (the "Report") is filed with respect to the trust entitled Resecuritization Mortgage Trust, Series 2000-A (the "Trust") formed pursuant to the agreement dated as of February 1, 2000 (the "Trust Agreement") among Greenwich Capital Acceptance, Inc., as depositor (the "Company"), and Bank One, National Association, as trustee (the "Trustee"), for the issuance of Resecuritization Mortgage Trust Certificates, Series 2000-A (the "Certificates").

PART I


ITEM 1.  BUSINESS

         Not applicable.

ITEM 2.  PROPERTIES

         The Certificates, in the aggregate, represent the beneficial ownership in a Resecuritization Mortgage Trust, Series 2000-A (the "Trust") consisting of residential mortgage asset-backed certificates (the "Underlying Securities"). Even though the trusts which issued the Underlying Securities (the "Underlying Trusts") may acquire title to real estate on upon default of the mortgagors under the Mortgage Loans held in the Underlying Trusts, the Trust cannot obtain title to any real estate. Therefore, this item is inapplicable.

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant knows of no material pending legal proceedings relating to the Trust to which any of the Trust, the Trustee or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this report, other than litigation incidental to the duties of the respective parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this report.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Certificates.

            Records provided to the Trust by DTC and the Trustee indicate that as of December 31, 2000, the number of holders of record for each class of the Certificates was as follows:

                 Class A-1       1
                 Class A-2       1
                 Class A-3       1
                 Class A-4       1
                 Class A-5       1
                 Class A-6       1
                 Class A-7       1
                 Class A-8       1
                 Class A-9       1
                 Class A-R       1.

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 15(a) for information provided in lieu of information required by Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Not applicable.

ITEM 9B. OTHER INFORMATION

         Not applicable.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Not applicable.

                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Exhibits

             31.1 Rule 13a-14 (a)/15d-14(a) Certification

         (b) Although no reports on Form 8-K were filed during the last quarter of 2000, reports on Form 8-K in connection with Trust distributions dates October 19, 2000, November 20, 2000 and December 19, 2000 were filed on September 24, 2004.

         (c) Not applicable.

         (d) Omitted.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREENWICH CAPITAL ACCEPTANCE, INC.
                                  on behalf of Resecuritization Mortgage Trust, Series 2000-A


                                  By: /s/ Robert McGinnis
                                      ------------------------------------
                                      Name:  Robert McGinnis
                                      Title:  President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                                 EXHIBIT INDEX


                                                                    Sequential
Exhibit                                                            Page Number
-------                                                            -----------


31.1     Rule 13a - 14(a)/15d-14(a) Certification                       11